Form 10-K
period 2006-12-31
SASCO 2006-S2
filed 2007-03-30
CIK 1363935

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2006
                          -----------------------------------------------

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    --------------------

Commission file number  333-129480-08
                      -------------------


 Structured Asset Securities Corporation Mortgage Loan Trust 2006-S2
-------------------------------------------------------------------------
          (Exact name of issuing entity as specified in its charter)

          Structured Asset Securities Corporation (depositor)
-------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                     Lehman Brothers Holdings Inc.
-------------------------------------------------------------------------
          (Exact name of sponsor as specified in its charter)

         Delaware                                   74-2440850
------------------------------          ---------------------------------
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                   Identification No.)

745 Seventh Avenue, 7th Floor, New York, N.Y.                   10019
-------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code (212)-526-7000
                                                  -----------------------

Securities registered pursuant to Section 12(b) of the Act:   NONE.



Securities registered pursuant to section 12(g) of the Act:  NONE.



Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                      Yes  [  ]                  No   [X]


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                      Yes  [  ]                  No   [X]


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  [X]                  No   [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.     X
                                                           -------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer     Non-accelerated filer X
                       ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                      Yes                       No    X
                          -------                  -------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable.


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2006.

Not applicable.




                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders;
(2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None



                                    PART I


Item 1. Business.

Not Applicable.


Item 1A. Risk Factors.

Not Applicable.


Item 1B. Unresolved Staff Comments.

Not Applicable.


Item 2. Properties.

Not Applicable.


Item 3. Legal Proceedings.

Not Applicable.


Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.



                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Not Applicable.


Item 6. Selected Financial Data.

Not Applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Not Applicable.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.


Item 8. Financial Statements and Supplementary Data.

Not Applicable.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.


Item 9A. Controls and Procedures.

Not Applicable.


Item 9A(T). Controls and Procedures.

Not Applicable.


Item 9B. Other Information.

None.


                                     PART III

Item 10. Directors, Executive Officers and Corporate.

Not Applicable.


Item 11. Executive Compensation.

Not Applicable.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not Applicable.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not Applicable.


Item 14. Principal Accounting Fees and Services.

Not Applicable.


                               PART IV
        ADDITIONAL ITEMS required by General Instruction J


Item 1112(b) of Regulation AB. Significant Obligor Financial Information

   None.


Item 1114(b)(2) and Item 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.

   None.


Item 1117 of Regulation AB.  Legal Proceedings.

Ocwen Financial Corporation/Ocwen Loan Servicing LLC

On April 13, 2004, the United States Judicial Panel on Multi-district Litigation granted Ocwen's petition to transfer and consolidate a number of lawsuits against the Ocwen Federal Bank FSB (the "Bank"),
Ocwen Financial Corporation ("OCN") and various third parties arising out of the servicing of plaintiffs' mortgage loans into a single case to proceed in the United States District Court for the Northern District of Illinois under caption styled: In re Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604 (the "MDL Proceeding"). Currently, there are approximately 58 lawsuits against the Bank and/or OCN consolidated in the MDL Proceeding involving 74 mortgage loans that Ocwen currently or previously serviced. Additional similar lawsuits have been brought in other courts, some of which may be transferred to and consolidated in the MDL Proceeding. The borrowers in many of these lawsuits seek class action certification. Others have brought individual actions. No class has been certified in the MDL Proceeding or any related lawsuits. On May 19, 2006, plaintiffs filed an Amended Consolidated Class Action Complaint containing various claims under federal statutes, including the Real Estate Settlement Procedures Act and Fair Debt Collection Practices Act, federal bankruptcy laws, state deceptive trade practices statutes and common law. The claims are generally based on allegations of improper loan servicing practices, including (i) charging borrowers allegedly improper or unnecessary fees such as breach letter fees, hazard insurance premiums, foreclosure-related fees, late fees, property inspection fees and bankruptcy-related fees; (ii) untimely posting and misapplication of borrower payments; and (iii) improperly treating borrowers as in default on their loans. While the Amended Consolidated Complaint does not set forth any specific amounts of claimed damages, plaintiffs are not precluded from requesting leave of court to amend further the Consolidated Complaint or otherwise seeking damages should the matter proceed to trial. On April 25, 2005, the court entered an Opinion and Order granting the Bank partial summary judgment finding that, as a matter of law, the mortgage loan contracts signed by plaintiffs authorize the imposition of breach letter fees and other legitimate default or foreclosure related expenses. The court explained that its ruling was in favor of defendants to the specific and limited extent that plaintiffs' claims challenge the propriety of the above-mentioned fees. On May 16, 2006, after having denied defendants' motions to dismiss various portions of the Consolidated Complaint on federal preemption and procedural grounds, as well as Ocwen's motion to dismiss OCN from the case for lack of personal jurisdiction, the court granted Ocwen's motion to take an interlocutory appeal on the federal preemption issue. On July 29, 2006, the United States Court of Appeals for the Seventh Circuit granted Ocwen's request to hear Ocwen's appeal on the federal preemption issue. The appeal on that issue is presently pending and oral argument is scheduled for March 28, 2007. Ocwen believes the allegations in the MDL Proceeding are without merit and will continue to vigorously defend against them.

On June 2, 2006, settlements in principle were reached with the law firms representing plaintiff-borrowers in a number of filed and threatened cases challenging various loan servicing fees, primarily in the states of Alabama and Mississippi. None of these cases sought class certification, although 23 of them had been consolidated in the MDL Proceeding. Essentially, all of the settlements in principle have since been reduced to definitive settlement and release agreements separately entered into with each of the individual plaintiff-borrowers involved.

On November 3, 2004, the trial judge in litigation brought by Cartel Asset Management, Inc. ("Cartel") against OCN, the Bank and Ocwen Technology Xchange, Inc. ("OTX"), a subsidiary that has been dissolved, in federal court in Denver, Colorado entered final judgment in the amount of $520 against OTX and nominal damages of two dollars against the Bank. In the November 3, 2004 order, the judge reduced a prior jury verdict in the amount of $9,320 after trial on this matter involving allegations of misappropriation of trade secrets and contract-related claims brought by a former vendor. The litigation does not relate to Ocwen's Residential Servicing business. Notwithstanding the nominal damage award against the Bank, it was assessed a statutory award to Cartel of attorneys' fees in an additional amount of $170, and the Bank and OTX were further assessed costs in the amount of $9. Cartel and defendants are pursuing cross-appeals in the United States Court of Appeals for the Tenth Circuit. Ocwen intends to continue to vigorously defend this matter.

On February 8, 2005, a jury in the Circuit Court for Palm Beach County, Florida returned verdicts of $1,000 and $1,056 in compensatory damages in favor of two former employees of the Bank in a lawsuit against OCN and the Bank. The jury rejected plaintiffs' request for punitive damages. The plaintiffs brought claims under the Florida Civil Rights Act, the Florida Whistleblower Act and state tort law, arising out of an alleged invasion of privacy and related incidents allegedly committed by other former employees of the Bank in 1998 for which plaintiffs sought to hold the Ocwen defendants vicariously liable. Ocwen believes the verdicts, which were reduced to final judgments on May 20, 2005, as well as an additional award of $900 in plaintiffs' attorneys' fees, are against the weight of evidence and contrary to law. On February 21, 2007, the Florida Court of Appeals affirmed the judgments. On March 8, 2007, Ocwen filed a Motion for Rehearing in the Florida Court of Appeals. Ocwen intends to continue to vigorously defend this matter.

On February 9, 2006, the County Court for Galveston County, Texas entered judgment in the amount of $1,830 against Ocwen and in favor of a plaintiff-borrower who defaulted on a mortgage loan that Ocwen serviced. The plaintiff claimed that Ocwen's foreclosure on the loan violated the Texas Deceptive Trade Practices Act and other state statutes and common law. This judgment reduced a prior jury verdict of $11,500. Ocwen believes the judgment, comprised of $5 in actual damages, approximately $675 in emotional distress, statutory and other damages and interest, and $1,150 for attorneys' fees, is against the weight of evidence and contrary to law. Ocwen intends to continue to vigorously defend this matter and have taken an appeal to the Texas Court of Appeals.

On September 13, 2006, the Bankruptcy Trustee in Chapter 7 proceedings involving American Business Financial Services, Inc., ("ABFS") brought an action against a number of defendants, including Ocwen Loan Servicing LLC ("OLS"), in Bankruptcy Court in Delaware. The action arises out of Debtor-in-Possession financing to ABFS by defendant Greenwich Capital Financial Products, Inc. and the subsequent purchases by OLS of MSRs and certain residual interests in mortgage-backed securities previously held by ABFS. OLS has brought a separate action against the Trustee, in his representative capacity, seeking damages of approximately $2,500 arising out of the ABFS MSRs purchase transaction. OLS' separate action against the Trustee was dismissed by agreement without prejudice with the right to replead such claims as counter claims in the Trustee's action or otherwise as a separate action should the Trustee's action be dismissed. By opinion dated February 13, 2007, the Court granted OLS' motion to dismiss some claims but refused to dismiss others. The Court allowed the Trustee leave to file an Amended Complaint, which the Trustee filed on March 13, 2007. The Amended Complaint sets forth claims against all of the original defendants and as against OLS alleges turnover, fraudulent transfers, accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, fraud, civil conspiracy and conversion. The Trustee seeks compensatory damages in excess of $100,000 and punitive damages jointly and severally against all defendants. Ocwen believes that the Trustee's allegations against OLS are without merit and intend to continue to vigorously defend against this matter.

OCN is subject to various other pending legal proceedings. In Ocwen's opinion, the resolution of these proceedings will not have a material effect on Ocwen's financial condition, results of operations or cash flows.


Item 1119 of Regulation AB. Affiliation and Certain Relationships and Related Transactions.

Information required by Item 1119 has been omitted from this annual report on Form 10-K because it is substantially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) code as this annual report on Form 10-k.


Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

    See item 15 exhibits (33) and (34)


Item 1123 of Regulation AB, Servicer Compliance Statement.

    See item 15 exhibit (35)



Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits

      (4) Trust Agreement dated as of May 1, 2006, among Structured Asset Securities Corporation, as Depositor, Aurora Loan Services LLC, as Master Servicer, Clayton Fixed Income Services, Inc. as Credit Risk Manager, and Citibank, N.A., as Trustee. (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on June 12, 2006).

      (31)  302 Sarbanes-Oxley Certification.

      (33) Item 1122(a) Reports on assessment of compliance with servicing criteria for asset backed securities.
            (a)  Aurora Loan Services LLC, as Master Servicer
            (b)  Aurora Loan Services LLC, as Servicer
            (c)  Citibank, N.A., as Trustee and Paying Agent
            (d)  Clayton Fixed Income Services Inc., as Credit Risk Manager
            (e)  OCWEN Loan Servicing, LLC, as Servicer
            (f)  LaSalle Bank National Association, as Custodian
            (g)  U.S. Bank National Association, as Custodian
            (h) First American Real Estate Solutions of Texas LP, as sub-contractor for Aurora Loan Services LLC and OCWEN
                 Loan Servicing, LLC
            (i) Newport Management Corporation, as sub-contractor for Aurora Loan Services LLC
            (j)  Regulus Group LLC, as sub-contractor for OCWEN Loan
                 Servicing, LLC
            (k)  Assurant, Inc. as sub-contractor for OCWEN Loan
                 Servicing, LLC

      (34) Item 1122(b) Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities.
            (a)  Aurora Loan Services LLC, as Master Servicer
            (b)  Aurora Loan Services LLC, as Servicer
            (c)  Citibank, N.A., as Trustee and Paying Agent
            (d)  Clayton Fixed Income Services Inc., as Credit Risk Manager
            (e)  OCWEN Loan Servicing, LLC, as Servicer
            (f)  LaSalle Bank National Association, as Custodian
            (g)  U.S. Bank National Association, as Custodian
            (h) First American Real Estate Solutions of Texas LP, as sub-contractor for Aurora Loan Services LLC and OCWEN
                 Loan Servicing, LLC
            (i) Newport Management Corporation, as sub-contractor for Aurora Loan Services LLC
            (j)  Regulus Group LLC, as sub-contractor for OCWEN Loan
                 Servicing, LLC
            (k)  Assurant, Inc. as sub-contractor for OCWEN Loan
                 Servicing, LLC

      (35)  Servicer Compliance Statement.
            (a)  Aurora Loan Services LLC, as Master Servicer
            (b)  Aurora Loan Services LLC, as Servicer
            (c)  OCWEN Loan Servicing, LLC, as Servicer

  (b) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index above.

  (c) Not Applicable.





                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Issuing Entity)           Structured Asset Securities Corporation
                                Mortgage Loan Trust 2006-S2
                ----------------------------------------------------------


By : /s/ E. Todd Whittemore
    --------------------------------------------------------
         E. Todd Whittemore
         Executive Vice President
         Aurora Loan Services LLC as Master Servicer


Date:    March 30, 2007



Exhibit Index

Exhibit No.

      (4) Trust Agreement dated as of May 1, 2006, among Structured Asset Securities Corporation, as Depositor, Aurora Loan Services LLC, as Master Servicer, Clayton Fixed Income Services, Inc. as Credit Risk Manager, and Citibank, N.A., as Trustee. (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on June 12, 2006).

      (31)  302 Sarbanes-Oxley Certification.

      (33) Item 1122(a) Reports on assessment of compliance with servicing criteria for asset backed securities.
            (a)  Aurora Loan Services LLC, as Master Servicer
            (b)  Aurora Loan Services LLC, as Servicer
            (c)  Citibank, N.A., as Trustee and Paying Agent
            (d)  Clayton Fixed Income Services Inc., as Credit Risk Manager
            (e)  OCWEN Loan Servicing, LLC, as Servicer
            (f)  LaSalle Bank National Association, as Custodian
            (g)  U.S. Bank National Association, as Custodian
            (h) First American Real Estate Solutions of Texas LP, as sub-contractor for Aurora Loan Services LLC and OCWEN
                 Loan Servicing, LLC
            (i) Newport Management Corporation, as sub-contractor for Aurora Loan Services LLC
            (j)  Regulus Group LLC, as sub-contractor for OCWEN Loan
                 Servicing, LLC
            (k)  Assurant, Inc. as sub-contractor for OCWEN Loan
                 Servicing, LLC

      (34) Item 1122(b) Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities.
            (a)  Aurora Loan Services LLC, as Master Servicer
            (b)  Aurora Loan Services LLC, as Servicer
            (c)  Citibank, N.A., as Trustee and Paying Agent
            (d)  Clayton Fixed Income Services Inc., as Credit Risk Manager
            (e)  OCWEN Loan Servicing, LLC, as Servicer
            (f)  LaSalle Bank National Association, as Custodian
            (g)  U.S. Bank National Association, as Custodian
            (h) First American Real Estate Solutions of Texas LP, as sub-contractor for Aurora Loan Services LLC and OCWEN
                 Loan Servicing, LLC
            (i) Newport Management Corporation, as sub-contractor for Aurora Loan Services LLC
            (j)  Regulus Group LLC, as sub-contractor for OCWEN Loan
                 Servicing, LLC
            (k)  Assurant, Inc. as sub-contractor for OCWEN Loan
                 Servicing, LLC

      (35)  Servicer Compliance Statement.
            (a)  Aurora Loan Services LLC, as Master Servicer
            (b)  Aurora Loan Services LLC, as Servicer
            (c)  OCWEN Loan Servicing, LLC, as Servicer



EX-31 302 Sarbanes Oxley Certification


  I, E. Todd Whittemore, certify that:

   1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Structured Asset Securities Corporation Mortgage Loan Trust 2006-S2, (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
Citibank, N.A., as Trustee and Paying Agent; Clayton Fixed Income Services Inc., as Credit Risk Manager; OCWEN Loan Servicing, LLC, as Servicer; LaSalle Bank National Association, as Custodian; U.S. Bank National Association, as Custodian; First American Real Estate Solutions of Texas
LP, as sub-contractor for Aurora Loan Services LLC and OCWEN Loan Servicing, LLC; Newport Management Corporation, as sub-contractor for Aurora Loan Services LLC; Regulus Group LLC, as sub-contractor for Ocwen Loan Servicing, LLC; Assurant LLC, as sub-contractor for Ocwen Loan
Servicing, LLC


     Dated:    March 30, 2007

By : /s/ E. Todd Whittemore
    --------------------------------------------------------
         E. Todd Whittemore
         Executive Vice President



Ex-33 (a)


Ex-33 (b)


Ex-33 (c)


Ex-33 (d)


Ex-33 (e)


Ex-33 (f)


Ex-33 (g)


Ex-33 (h)


Ex-33 (i)


Ex-33 (j)


Ex-33 (k)


Ex-34 (a)


Ex-34 (b)


Ex-34 (c)


Ex-34 (d)


Ex-34 (e)


Ex-34 (f)


Ex-34 (g)


Ex-34 (h)


Ex-34 (i)


Ex-34 (j)


Ex-34 (k)


Ex-35 (a)


Ex-35 (b)


Ex-35 (c)